Form 10-Q
period 2000-06-30
GOLDEN SKY DBS INC
filed 2000-08-14
CIK 1082925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2000
                                     -------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from _______________ to ________________.

                        Commission file number 333-76413

                              GOLDEN SKY DBS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                        43-1839531
                 --------                                        ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
          or organization)                                   Identification No.)



c/o Pegasus Communication Management Company
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                       19004
------------------------------------------------                       -----
 (Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code:  (888) 438-7488
                                                     --------------


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__   No ___


         As of August 4, 2000, the Registrant had 100 shares of common stock outstanding.


         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                              GOLDEN SKY DBS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2000


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets
            December 31, 1999 and June 30, 2000 .............................. 3

         Consolidated Statements of Operations
           Three months ended June 30, 1999 and 2000.......................... 4

         Consolidated Statements of Operations
           Six months ended June 30, 1999 and 2000............................ 5

         Consolidated Statements of Cash Flows
           Six months ended June 30, 1999 and 2000............................ 6

         Notes to Consolidated Financial Statements........................... 7

Item 2.  Management's Narrative Analysis of the Results of Operations........ 11


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

Signature.................................................................... 16

                              Golden Sky DBS, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                     December 31,             June 30,
                                                                                         1999                   2000
                                                                                     ------------           ------------
                                        ASSETS                                                              (unaudited)

Current  assets:
     Cash and cash equivalents                                                           $3,241       |        $1,538
     Restricted cash                                                                     23,731       |        11,881
     Accounts receivable, less allowance for doubtful                                                 |
      accounts of $973 and $1,000, respectively                                           4,797       |         9,098
     Inventory                                                                            3,108       |           630
     Prepaid expenses and other                                                           1,652       |           861
                                                                                       --------       |    ----------
       Total current assets                                                              36,529       |        24,008
                                                                                                      |
Property and equipment, net                                                               5,853       |         4,205
Intangible assets, net                                                                  236,926       |     1,466,015
Deferred financing costs, net                                                            11,462       |        11,307
Deposits and other                                                                          260       |         3,067
                                                                                       --------       |    ----------
                                                                                                      |
     Total assets                                                                      $291,030       |    $1,508,602
                                                                                       ========       |    ==========


                           LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt                                                   $3,248       |        $3,234
     Accounts payable                                                                     8,089       |           350
     Accrued interest                                                                    11,679       |        10,593
     Accrued satellite programming, fees and commissions                                 14,804       |         8,361
     Accrued expenses and other                                                             943       |        16,356
                                                                                       --------       |    ----------
       Total current liabilities                                                         38,763       |        38,894
                                                                                                      |
Long-term debt                                                                          366,130       |       370,554
Net advances from affiliates                                                                  -       |         2,844
Deferred taxes                                                                                -       |       481,012
                                                                                       --------       |    ----------
      Total liabilities                                                                 404,893       |       893,304
                                                                                       --------       |    ----------
                                                                                                      |
Commitments and contingent liabilities                                                        -       |             -
                                                                                                      |
Minority interest                                                                           936       |           904
                                                                                                      |
Common stockholder's equity (deficit):                                                                |
     Common stock; $0.01 par value; 1,000 shares                                                      |
       authorized; 100 shares issued and outstanding                                          -       |             -
     Additional paid-in capital                                                          97,754       |       878,819
     Deficit                                                                           (212,553)      |      (264,425)
                                                                                       --------       |    ----------
       Total stockholder's equity (deficit)                                            (114,799)      |       614,394
                                                                                       --------       |    ----------
                                                                                                      |
     Total liabilities and stockholder's equity (deficit)                              $291,030       |    $1,508,602
                                                                                       ========       |    ==========



           See accompanying notes to consolidated financial statements

                              Golden Sky DBS, Inc.
                      Consolidated Statements of Operations
                             (Dollars in thousands)

                                                                   Three Months                       2000
                                                                      Ended               -------------------------------
                                                                     June 30,             April 1                 May 6
                                                                      1999                to May 5             to June 30
                                                                    --------              --------              --------
                                                                                         (unaudited)
Net revenues:
     DBS services                                                   $ 31,182              $ 14,570       |      $ 27,379
     Lease and other                                                     188                    28       |         1,746
                                                                    --------              --------       |      --------
       Total net revenues                                             31,370                14,598       |        29,125
                                                                                                         |
Operating expenses:                                                                                      |
     Programming, technical, general and administrative               27,783                11,840       |        20,253
     Marketing and selling                                            13,587                 1,979       |         4,623
     Incentive compensation                                               26                    33       |           402
     Depreciation and amortization                                     9,140                 3,028       |        25,796
     Other expense, net                                                   --                   469       |            --
                                                                    --------              --------       |      --------
       Loss from operations                                          (19,166)               (2,751)      |       (21,949)
                                                                                                         |
Interest expense                                                     (11,767)               (4,193)      |        (8,268)
Interest income                                                          829                    86       |            21
Other non-operating expenses, net                                         --                  (990)      |          (447)
                                                                    --------              --------       |      --------
     Loss before income taxes                                        (30,104)               (7,848)      |       (30,643)
Benefit for income taxes                                                  --                    --       |        (8,454)
                                                                    --------              --------       |      --------
     Net loss                                                       ($30,104)             ($ 7,848)      |      ($22,189)
                                                                    ========              ========       |      ========




          See accompanying notes to consolidated financial statements

                              Golden Sky DBS, Inc.
                      Consolidated Statements of Operations
                             (Dollars in thousands)

                                                                   Six Months                         2000
                                                                     Ended                ------------------------------
                                                                    June 30,              January 1              May 6
                                                                      1999                 to May 5            to June 30
                                                                    --------              --------              --------
                                                                                         (unaudited)
Net revenues:
     DBS services                                                   $ 59,570              $ 58,061       |      $ 27,379
     Lease and other                                                     385                    85       |         1,746
                                                                    --------              --------       |      --------
       Total net revenues                                             59,955                58,146       |        29,125
                                                                                                         |
Operating expenses:                                                                                      |
     Programming, technical, general and administrative               52,944                46,494       |        20,253
     Marketing and selling                                            25,507                 9,565       |         4,623
     Incentive compensation                                               44                   148       |           402
     Depreciation and amortization                                    17,360                12,363       |        25,796
     Other expense, net                                                 --                   1,691       |            --
                                                                    --------              --------       |      --------
       Loss from operations                                          (35,900)              (12,115)      |       (21,949)
                                                                                                         |
Interest expense                                                     (21,728)              (16,346)      |        (8,268)
Interest income                                                        1,652                   291       |            21
Other non-operating expenses, net                                         --                (1,513)      |          (447)
                                                                    --------              --------       |      --------
     Loss before income taxes                                        (55,976)              (29,683)      |       (30,643)
Benefit for income taxes                                                  --                    --       |        (8,454)
                                                                    --------              --------       |      --------
     Loss before extraordinary items                                 (55,976)              (29,683)      |       (22,189)
Extraordinary loss from                                                                                  |
   extinquishment of debt, net                                        (2,935)                   --       |            --
                                                                    --------              --------       |      --------
     Net loss                                                       ($58,911)             ($29,683)      |      ($22,189)
                                                                    ========              ========       |      ========







           See accompanying notes to consolidated financial statements

                              Golden Sky DBS, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                            Six Months                2000
                                                                               Ended     ----------------------------
                                                                             June 30,      January 1          May 6
                                                                               1999        to May 5        to June 30
                                                                            ----------   ------------      ----------
                                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                                 ($ 58,911)     ($ 29,683)  |   ($ 22,189)
   Adjustments to reconcile net loss                                                                   |
     to net cash used for operating activities:                                                        |
     Extraordinary loss on extinquishment of debt, net                          2,935             --   |          --
     Depreciation and amortization                                             17,360         12,363   |      25,796
     Amortization of debt discount, deferred financing costs and other          6,133          5,463   |       3,203
     Stock incentive compensation                                                  44            148   |         402
     Bad debt expense                                                           1,239          1,589   |       1,002
     Deferred income taxes                                                         --             --   |      (8,454)
     Change in assets and liabilities:                                                                 |
        Accounts receivable                                                       215         (1,214)  |      (5,322)
        Inventory                                                               3,484            794   |       1,684
        Prepaid expenses and other                                               (394)           775   |          16
        Accounts payable and accrued expenses                                   5,719         (2,917)  |       3,911
        Accrued interest                                                         (203)        (5,136)  |       4,050
        Deposits and other                                                         --            151   |      (2,958)
                                                                             --------       --------   |   ---------
   Net cash used for operating activities                                     (22,379)       (17,667)  |       1,141
                                                                             --------       --------   |   ---------
Cash flows from investing activities:                                                                  |
      Acquisitions                                                            (35,160)        (1,509)  |          --
      Capital expenditures                                                     (2,143)          (209)  |        (737)
      Purchase of intangible assets                                                --             --   |     (18,691)
      Other                                                                       (12)           386   |         916
                                                                             --------       --------   |   ---------
   Net cash used for investing activities                                     (37,315)        (1,332)  |     (18,512)
                                                                             --------       --------   |   ---------
Cash flows from financing activities:                                                                  |
      Proceeds from long-term debt                                            100,049             --   |          --
      Repayments of long-term debt                                             (8,515)        (2,907)  |          --
      Borrowings on bank credit facilities                                     21,000          8,000   |          --
      Repayments of bank credit facilities                                    (53,000)            --   |      (8,000)
      Net advances to/from affiliates                                              --             --   |       2,844
      Restricted cash                                                          16,336         11,850   |          --
      Increase in deferred financing costs                                     (5,770)          (977)  |          --
      Capital lease repayments                                                   (117)          (203)  |         (46)
      Contributions by Parent                                                      --             --   |      24,106
                                                                             --------       --------   |   ---------
   Net cash provided by financing activities                                   69,983         15,763   |      18,904
                                                                             --------       --------   |   ---------
                                                                                                       |
Net increase (decrease) in cash and cash equivalents                           10,289         (3,236)  |       1,533
Cash and cash equivalents, beginning of period                                  4,460          3,241   |           5
                                                                             --------       --------   |   ---------
Cash and cash equivalents, end of period                                    $  14,749      $       5   |   $   1,538
                                                                             ========       ========   |   =========


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

     On May 5, 2000, GSH merged (the "Merger") with Pegasus GSS Merger Sub, Inc., a wholly owned subsidiary of Pegasus Communications Corporation ("Pegasus" or the "Parent") in a transaction accounted for as a purchase. In connection with the Merger, the stockholders of GSH exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A Common Stock and options to purchase a total of approximately 698,000 shares of Pegasus' Class A Common Stock and, as a consequence, GSH became a wholly owned subsidiary of Pegasus. Pegasus did not assume, guarantee or otherwise have any liability for GSH's outstanding indebtedness or any other liability of GSH or its subsidiaries. After the Merger, except to the extent permitted under the terms of the 13.5% Notes and GSS' 12.375% Senior Subordinated Notes due 2006 (the "12.375% Notes"), GSH did not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

     Total consideration for the Merger was approximately $1.5 billion, which consisted of approximately 12.2 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million at a price of $47.54 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of approximately 698,000 shares of Pegasus' Class A Common Stock (amounting to $33.2 million), approximately $383.0 million of assumed net liabilities and a deferred tax liability of approximately $489.5 million, primarily as a result of timing differences related to DBS rights.

     GSS was required to and made an offer (the "12.375% Notes Offer") to purchase its 12.375% Notes for 101% of their principal amount plus accrued and unpaid interest as a result of the change of control that occurred effective with the Merger. The 12.375% Notes Offer expired on June 30, 2000. None of the 12.375% Notes had been tendered and, as a result, all of the 12.375% Notes remain outstanding.

     Golden Sky DBS was required to and made an offer (the "13.5% Notes Offer") to purchase its 13.5% Notes for 101% of their principal amount plus accrued and unpaid interest as a result of the change of control that occurred effective with the Merger. The 13.5% Notes Offer expired on June 30, 2000. None of the 13.5% Notes had been tendered and, as a result, all of the 13.5% Notes remain outstanding.

                              GOLDEN SKY DBS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

     As a result of the Merger and Pegasus' use of the purchase method of accounting to record the acquisition of the Company, the "push down" effect of the purchase price increased the Company's intangible assets by approximately $1.2 billion. Substantially all of the $1.2 billion increase in the Company's intangible assets was allocated to DBS rights, which are being amortized over a 10-year period. Additionally, the Company recorded approximately $18.7 million of intangibles relating to costs associated with the Merger and restructuring charges, which are also being amortized over a 10-year period. As a consequence, results prior to the Merger are not comparable with those subsequent to the Merger.

     In May 2000, Pegasus completed a two-for-one stock split of its outstanding Class A and Class B Common Stock in the form of a stock dividend. All references to PCC's shares, including shares issued and option shares included in the accompanying notes to consolidated financial statements reflect the stock split and its retroactive effect.

3. Equity:

     On May 5, 2000, in connection with the Merger, the stockholders of GSH exchanged all of their outstanding capital stock for shares of Pegasus' Class A Common Stock and options to purchase shares of Pegasus' Class A Common Stock and, as a result, the Company became an indirect wholly owned subsidiary of Pegasus.

     As of December 31, 1999 and June 30, 2000, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4. Long-Term Debt:


 Long-term debt consists of the following (in thousands):                       December 31,          June 30,
                                                                                   1999                2000
                                                                                ------------         ---------
Senior Subordinated Notes payable by GSS, due 2006, interest at
  12.375%, payable semi-annually in arrears on February 1 and
  August 1............................................................            $195,000            $195,000
Senior  Discount  Notes payable by Golden Sky DBS, due 2007, interest at 13.5%, payable semi-annually on March 1 and
  September 1, commencing September 1, 2004, net of unamortized discount of $81.0 million and $73.4 million as of December 31,
  1999 and June 30, 2000, respectively................................             112,095             119,661
Senior seven-year  $115.0 million  revolving credit facility,  payable by GSS,  interest  at GSS'  option at either the bank's rate plus an
  applicable margin or LIBOR plus an applicable margin..............                17,000              17,000
Senior  seven-year  $35.0 million term loan facility,  payable by GSS,
  interest   at  GSS'  option  at  either  the  bank's  rate  plus  an
  applicable margin or LIBOR plus an applicable margin..............                35,000              35,000
Sellers' notes, due 2000 to 2003, interest at 6.75% to 7%...........                 9,823               6,916
Capital leases and other............................................                   460                 211
                                                                                  --------            --------
                                                                                   369,378             373,788
Less current maturities.............................................                 3,248               3,234
                                                                                  --------            --------
Long-term debt......................................................              $366,130            $370,554
                                                                                  ========            ========

                              GOLDEN SKY DBS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Long-Term Debt: - (Continued)

     GSS maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility (collectively, the "GSS Credit Facility"), which is collateralized by substantially all of the assets of GSS and its subsidiaries. The GSS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $35.9 million of stand-by letters of credit were issued pursuant to the GSS Credit Facility, including $6.9 million collateralizing the Company's outstanding sellers' notes.

     In January 2000, GSS completed an amendment to the GSS Credit Facility. The amendment, which was effective as of December 31, 1999, waived GSS' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, GSS was authorized to borrow up to an additional $20.0 million under the GSS Credit Facility prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of GSH's former shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, GSS will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. In May 2000, Pegasus made an $8.1 million capital contribution to GSS that was used to repay the incremental borrowings and a $12.0 million capital contribution to GSS that was used for working capital. As of June 30, 2000, GSS was in compliance with the GSS Credit Facility's amended covenants.

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

5.   Supplemental Cash Flow Information:


         Significant non-cash investing and financing activities are as follows (in thousands):

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       1999            2000
                                                                                       ----            ----
Acquisition of plant under capital leases.....................................          $78                -
Notes payable and related acquisition of intangibles..........................        2,925                -
Capital contribution and related acquisition of intangibles...................            -         $756,811
Notes payable and related acquisition of intangibles..........................            -          489,466


         For the six months ended June 30, 1999 and 2000, the Company paid cash for interest in the amount of $15.5 million and $17.0 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1999 and 2000.

6.   Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

                              GOLDEN SKY DBS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.   Commitments and Contingent Liabilities: - (Continued)

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

         On February 10, 2000, the Company and Pegasus filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Pegasus also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

     In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Golden Sky DBS is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the results of operations of Golden Sky DBS should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-10 herein.

General

     Golden Sky DBS, Inc. is:

o A wholly owned subsidiary of Golden Sky Holdings, Inc., which is a wholly owned subsidiary of Pegasus Communications
   Corporation.

o An independent provider of DIRECTV with 354,000 subscribers at June 30, 2000. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.9 million rural households in 24 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 3,000 independent retailers.

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

     In connection with the merger, the stockholders of Golden Sky Holdings exchanged all of their capital stock for approximately 12.2 million shares of Pegasus' Class A Common Stock and options to purchase a total of approximately 698,000 shares of Pegasus' Class A Common Stock and, as a consequence, we became a wholly owned subsidiary of Pegasus Communications Corporation.

     Total consideration for the merger was approximately $1.5 billion, which consisted of:

o approximately 12.2 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million),

o options to purchase a total of approximately 698,000 shares of Pegasus' Class A Common Stock (amounting to $33.2 million),

o  approximately $383.0 million in assumed net liabilities, and

o a deferred tax liability of approximately $489.5 million, primarily as a result of timing differences related to DBS rights.

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

     Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

o  interest,

o  income taxes,

o  depreciation and amortization,

o non-cash charges, such as incentive compensation under our stock option plan and Pegasus' restricted stock, stock option and 401(k) plans,

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

         Golden Sky DBS generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

         Certain of our DBS customers, primarily those converted from Primestar's medium-power DBS business, pay a monthly rental fee to us for use of our DBS subscriber equipment. The equipment is owned by us and, accordingly, the equipment costs are capitalized and depreciated over a period of three years. These equipment costs are not included as a component of subscriber acquisition costs in our results of operations.

Results of Operations

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

     Revenues for the six months ended June 30, 2000 were $87.3 million, an increase of $27.3 million, or 46%, compared to revenues of $60.0 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first half of 2000 compared to the first half of 1999. The average monthly revenue per subscriber was $41.70 for the six months ended June 30, 2000 compared to $38.79 for the same period in 1999.

     Pre-marketing operating expenses were $66.7 million for the six months ended June 30, 2000, an increase of $13.8 million, or 26%, compared to $52.9 million for the same period in 1999. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 76.5% for the six months ended June 30, 2000 compared to 88.3% for the same period in 1999.

     Subscriber acquisition costs were $14.2 million for the six months ended June 30, 2000, a decrease of $11.3 million, or 44%, compared to $25.5 million for the same period in 1999. Gross subscriber additions were 48,800 during the six months ended June 30, 2000 compared to 68,600 for the same period in 1999. Subscriber acquisition costs per gross subscriber addition were $291 for the six months ended June 30, 2000 compared to $372 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $706,000 of DBS subscriber equipment was capitalized in the second quarter of 2000 related to rental units which are being depreciated over a three year period.

     Incentive compensation under our stock option plan and Pegasus' restricted stock, stock option and 401(k) plans was $550,000 for the six months ended June 30, 2000 compared to $44,000 for the same period in 1999. Incentive compensation under Pegasus' restricted stock, stock option and 401(k) plans is calculated based on increases in pro forma location cash flow.

     Depreciation and amortization expense was $38.2 million for the six months ended June 30, 2000, an increase of $20.8 million, or 120%, compared to $17.4 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the intangible asset base as the result of the change in accounting basis resulting from the acquisition of Golden Sky Holdings by Pegasus and DBS acquisitions that occurred in 1999.

     Other expenses were $1.7 million for the six months ended June 30, 2000. These expenses primarily reflect lease termination and severance expenses incurred prior to and as a result of the merger with Pegasus.

     Interest expense was $24.6 million for the six months ended June 30, 2000, an increase of $2.9 million, or 13%, compared to $21.7 million for the same period in 1999. The increase in interest expense is primarily due to higher outstanding debt balances in the first half of 2000 as compared to the first half of 1999. Interest income was $312,000 for the six months ended June 30, 2000, a decrease of $1.3 million, or 81%, compared to interest income of $1.7 million for the same period in 1999. The decrease in interest income is due to lower average cash balances, including restricted cash, in the first half of 2000 as compared to the first half of 1999.

     Other non-operating expenses were $2.0 million for the six months ended June 30, 2000. These expenses primarily reflect costs relating to the merger with Pegasus and losses on the disposal of fixed assets.

     The benefit for income taxes amounted to $8.5 million for the six months ended June 30, 2000. The benefit for income taxes is primarily attributable to the amortization of deferred tax liabilities originating from the merger with Pegasus.

     Pre-marketing cash flow approximated $20.5 million for the six months ended June 30, 2000, an increase of $13.5 million, or 193%, compared to $7.0 million for the same period in 1999. Pre-marketing cash flow increased as a result of acquisitions and internal growth in Golden Sky DBS' subscriber base and lower operating and corporate overhead expenses.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999 and SFAS No. 138 in June 2000, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. We hereby incorporate by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, we and Pegasus filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Pegasus also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              The following documents are filed as Exhibits to this Report on Form 10-Q.

              27.1  Financial Data Schedule.

              99.1 Material incorporated by reference from Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999.



     (b)      Reports on Form 8-K

              On May 19, 2000, we filed a Current Report on Form 8-K dated May 5, 2000 reporting under Item 1 that (i) a change of control had occurred with respect to the merger (the "Merger") of Golden Sky Holdings, Inc. into a wholly-owned subsidiary of Pegasus on May 5, 2000, which resulted in Golden Sky DBS becoming a wholly-owned subsidiary of Pegasus and (ii) the resignation of our directors and the election of three new directors to our Board of Directors.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Sky DBS, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN SKY DBS, INC.


         August 11, 2000            By: /s/ M. Kasin Smith
-------------------------------     -----------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)